Form 10QSB
period 2002-09-30
VOYER ONE INC/NY
filed 2002-11-15
CIK 1077268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended September 30, 2002

                                       or

[ ] Transitional report under Section 13 or 15(d) of the Exchange Act

                          Commission File No. 000-26647

                                 Voyer One, Inc.
                                 ---------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                      13-4031425
------------------------------            -------------------------------------
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

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practical date: As of November 12, 2002, there were 2,545,000 shares of Common Stock, par value $.001 per share, outstanding

Transitional Small Business Disclosure Format (check one):
Yes             No     X
    ----------     -----------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                                 VOYER ONE, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                   December 31, 2001 and September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


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

                                                                 VOYER ONE, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                            December 31, 2001 and September 30, 2002 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                   September 30,   December 31,
                                                                        2002           2001
                                                                      --------       --------
                                                                     (unaudited)
Assets
     Cash                                                             $  2,054       $  4,872
     Prepaid Expenses                                                      201            909
                                                                      --------       --------

                      Total assets                                    $  2,255       $  5,781
                                                                      ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Accrued expenses                                                1,987          2,136
                                                                      --------       --------

                  Total current liabilities                              1,987          2,136
                                                                      --------       --------

Stockholders' equity
     Preferred stock, $0.001 par value
         5,000,000 shares authorized
         no shares issued and outstanding                                   --             --
     Common stock, $0.001 par value
         40,000,000 shares authorized
         2,545,000 (unaudited) and 2,545,000 shares issued
              and outstanding                                            2,545          2,545
     Additional paid-in capital                                         42,055         42,055
     Contributed capital - stock warrants outstanding                    2,813          2,813
     Deficit accumulated during the development stage                  (47,145)       (43,768)
                                                                      --------       --------

                  Total stockholders' equity                               268          3,646
                                                                      --------       --------

                      Total liabilities and stockholders' equity      $  2,255       $  5,781
                                                                      ========       ========


   The accompanying notes are an integral part of these financial statements.

                                                                 VOYER ONE, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
 For the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited) and for the Period from October 6, 1998 (Inception) to September 30, 2002
                                                                     (unaudited)
--------------------------------------------------------------------------------

                                                                                                 For the
                                                                                               Period from
                                  For the                            For the                    October 6,
                            Three Months Ended                  Nine Months Ended                  1998
                                September 30,                      September 30,              (Inception) to
                        -----------------------------       -----------------------------      September 30,
                           2002               2001             2002              2001              2002
                        -----------       -----------       -----------       -----------       -----------
                        (unaudited)       (unaudited)       (unaudited)       (unaudited)       (unaudited)
Operating expenses      $       769       $     3,147       $     3,377       $     9,454       $    47,145
                        -----------       -----------       -----------       -----------       -----------

Net loss                $      (769)      $    (3,147)      $    (3,377)      $    (9,454)      $   (47,145)
                        ===========       ===========       ===========       ===========       ===========

Basic and diluted
   Loss per common
   share                $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)      $     (0.02)
                        ===========       ===========       ===========       ===========       ===========

Weighted-average
   common shares
   outstanding            2,545,000         2,490,000         2,545,000         2,490,000         2,341,790
                        ===========       ===========       ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                                                                 VOYER ONE, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Period from October 6, 1998 (Inception) to September 30, 2002
                                                                     (unaudited)
--------------------------------------------------------------------------------

                                                                                          Contributed       Deficit
                                                                                           Capital -      Accumulated
                                                       Common Stock          Additional      Stock        during the
                                                --------------------------    Paid-In       Warrants      Development
                                                  Shares          Amount      Capital      Outstanding       Stage         Total
                                                ----------      ----------   ----------     ----------     ----------    ----------
Balance, October 6, 1998 (inception)                    --      $       --   $       --     $       --     $       --    $       --
Issuance of common stock                         2,020,000           2,020        2,580                                       4,600
Net loss                                                                                                       (1,238)       (1,238)
                                                ----------      ----------   ----------     ----------     ----------    ----------
Balance, December 31, 1998                       2,020,000           2,020        2,580             --         (1,238)        3,362

Issuance of common stock                           150,000             150       33,600                                      33,750
Issuance of stock warrants                                                                       2,813                        2,813
Net loss                                                                                                      (12,320)      (12,320)
                                                ----------      ----------   ----------     ----------     ----------    ----------
Balance, December 31, 1999                       2,170,000           2,170       36,180          2,813        (13,558)       27,605

Issuance of common stock                           170,000             170        2,280                                       2,450
Issuance and exercise of stock warrants            150,000             150        2,150                                       2,300
Net loss                                                                                                      (17,622)      (17,622)
                                                ----------      ----------   ----------     ----------     ----------    ----------
Balance, December 31, 2000                       2,490,000           2,490       40,610          2,813        (31,180)       14,733
Issuance of common stock                            55,000              55        1,445                                       1,500
Net loss                                                                                                      (12,588)      (12,588)
                                                ----------      ----------   ----------     ----------     ----------    ----------
Balance, December 31, 2001                       2,545,000           2,545       42,055          2,813        (43,768)        3,645
Net loss (unaudited)                                                                                           (3,377)       (3,377)
                                                ----------      ----------   ----------     ----------     ----------    ----------

     Balance, September 30, 2002 (unaudited)     2,545,000      $    2,545   $   42,055     $    2,813     $  (47,145)   $      268
                                                ==========      ==========   ==========     ==========     ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                                                                 VOYER ONE, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 2002 and 2001 (unaudited) and for the Period from October 6, 1998 (Inception) to September 30, 2002
                                                                     (unaudited)
--------------------------------------------------------------------------------

                                                                                     For the
                                                                                   Period from
                                                              For the               October 6,
                                                         Nine Months Ended             1998
                                                            September 30,         (Inception) to
                                                       -----------------------     September 30,
                                                         2002           2001           2002
                                                       --------       --------       --------
                                                      (unaudited)    (unaudited)    (unaudited)
Cash flows from operating activities
   Net loss                                            $ (3,377)      $ (9,454)      $(47,145)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Stock warrants outstanding                            --             --          2,813
       Issuance of common stock for services
         rendered                                            --             --          3,950
       Shares committed to be issued for services
         rendered                                            --          1,500             --
       Exercise of warrants issued for services
         rendered                                            --             --            800
   Change in
     Prepaid expenses                                       708          1,809           (201)
     Accrued expenses                                      (149)            53          1,987
                                                       --------       --------       --------

Net cash used in operating activities                    (2,818)        (6,092)       (37,796)
                                                       --------       --------       --------

Cash flows from financing activities
   Cash received for common stock                            --             --         39,850
                                                       --------       --------       --------

Net cash provided by financing activities                    --             --         39,850
                                                       --------       --------       --------

Net increase (decrease) in cash                          (2,818)        (6,092)         2,054

Cash, beginning of period                                 4,872         13,021             --
                                                       --------       --------       --------

Cash, end of period                                    $  2,054       $  6,929       $  2,054
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

         Loss per Share
         --------------
         The Company utilizes Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

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

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Bulletin ("APB") No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded, as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

         -----------------------------------------
         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

NOTE 2 - WARRANTS OUTSTANDING

         On April 19, 1999, warrants to purchase 51,000 shares of the Company's common stock, par value $0.001, were issued to the placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was approximately $2,813 based on the fair value of the placement agent's services, less cash paid. As of September 30, 2002, the warrants were still outstanding.

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

Expenses for the Nine Months Ended September 30, 2002

         Net cash used in operating activities for the nine months ended September 30, 2002 was $2,818, as compared to $6,092 for the nine months ended September 30, 2001. The Company did not have other sources or uses of cash during the nine months ended September 30, 2002. Accordingly cash on hand decreased by $2,818 for the nine months ended September 30, 2002 to $2,054. The Company's total liabilities and stockholders' equity as of September 30, 2002 was reduced by $3,526 to $2,255, as compared to total liabilities and stockholders' equity of $5,781 at the fiscal year end December 31, 2001.

         Expenses of approximately $3,377 for the nine months ended September 30, 2002 resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and periodic public disclosure and reporting requirements. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

Controls and Procedures under the Sarbanes-Oxley Act of 2002

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the third quarter ended September 30, 2002, the Company's President, acting as its principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the President concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the President's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

10.0 Placement Agent Agreement between each of Algiers Resources, Inc., Balstron Corporation, Daliprint, Inc., Hartscup Corporation, Mayall Partners, Inc., PSLRA, Inc., Regal Acquisitions Inc., Spacial Corporations, Voyer One, Inc., Voyer Two, Inc. and Tradeway Securities, Inc. as Placement Agent. (1)

99.1 *              Certification of James A. Prestiano
------------------------------------
(1) Incorporated by reference from the Company's Form 10-KSB, for fiscal year ended December 31, 1999.
(2) Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.
(3) Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.

*   Filed Herewith

    (b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2002.


                                   SIGNATURES


       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VOYER ONE, INC.


Date: November 13, 2002                By /s/ James A. Prestiano
                                          ------------------------------------
                                          James A. Prestiano, President,
                                          Secretary and Chief Financial Officer